Form 10-K/A
period 2001-12-31
COMMERCIAL MORTGAGE PASS THROUGH CERTIFICATES SER 2001-CF2
filed 2002-12-18
CIK 1137751

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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
         Series 2001-CF2
         (Exact name of registrant as specified in its charter)


                                                   52-2289317
   New York                                        52-2289314
                                                   52-2289315
                                                   52-2289316
                                                   52-7184005
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 14, 2002 on behalf of Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates, Series 2001-CF2 established pursuant to the Pooling and Servicing Agreement among Credit Suisse First Boston Mortgage Securities Corp., as Depositor, GMAC Commercial Mortgage Corporation as Servicer, GMAC Commercial Mortgage Corporation as Special Servicer, and Wells Fargo Bank Minnesota, N.A., as Trustee pursuant to which Credit Suisse First Boston Mortgage Securities Corporation, Commercial Mortgage Pass-Through Certificates, Series 2001-CF2 registered under the Securities Act of 1933 (the "Certificates") were issued.







  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.

       a) GMAC Commercial Mortgage Corporation, as Servicer <F1>
       b) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.

       a) GMAC Commercial Mortgage Corporation, as Servicer <F1>
       b) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>

    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On October 18, 2001, December 03, 2001, and January 02, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.

  <F2> Previously filed.

                               SIGNATURE


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



    Credit Suisse First Boston Mortgage Securities Corporation
    Commercial Mortgage Pass-Through Certificates
    Series 2001-CF2
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Trustee

  By:   William P. Walther, Jr., as Vice President

  By: /s/  William P. Walther, Jr.

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, William P. Walther, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Credit Suisse First Boston Mortgage Securities Corporation Commercial Mortgage Pass-Through Certificates Series 2001-CF2.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


     William P. Walther, Jr.
      [Signature]


      Vice President
      [Title]





  Exhibit Index

  Exhibit No.

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

  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.

     a) GMAC Commercial Mortgage Corporation, as Servicer <F1>
     b) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) GMAC Commercial Mortgage Corporation, as Servicer <F1>
     b) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


EX 99.1 (a)

PRICEWATERHOUSECOOPERS   (logo)

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsimile (646) 471 4100

Report of Independent Accountants

To the Board of Directors and Shareholder of GMAC Commercial Holding Corp.

We have examined management's assertion, dated March 13, 2002, about GMAC Commercial Mortgage Corp. and its subsidiaries' (the "Company") compliance with its established minimum servicing standards ("Servicing Policy") as of and for the year ended December 31, 2001 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Servicing Policy as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

March 13, 2002


EX 99.1 (b)

PRICEWATERHOUSECOOPERS   (logo)

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsimile (646) 471 4100

Report of Independent Accountants

To the Board of Directors and Shareholder of GMAC Commercial Holding Corp.

We have examined management's assertion, dated March 13, 2002, about GMAC Commercial Mortgage Corp. and its subsidiaries' (the "Company") compliance with its established minimum servicing standards ("Servicing Policy") as of and for the year ended December 31, 2001 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Servicing Policy as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

March 13, 2002


EX 99.2 (a)

GMAC Commercial Holding Corp.
200 Wilmar Road
Horsham, PA 19044
Tel. 215-326-4822
Fax. 215-326-1316

GMAC
Commercial Holding Corp.    (logo)

Management's Assertion Concerning Compliance with Minimum Servicing Standards

March 13, 2002

As of and for the year ended December 31, 2001, GMAC Commercial Mortgage Corp. and its subsidiaries (collectively, the "Company") have complied in all material respects with the minimum servicing standards set forth in the Company's minimum servicing standards (attached), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, GMAC Commercial Mortgage Corporation had in effect a General Motors Corporation Fidelity bond of $150 million and a GMAC Commercial Mortgage Corporation errors and omissions policy in the amount of $50 million.


David E. Creamer, President and CEO



Wayne D. Hoch, Executive Vice President and CFO


Michael Lipson,
Executive Vice President


EX 99.2 (b)

GMAC Commercial Holding Corp.
200 Wilmar Road
Horsham, PA 19044
Tel. 215-326-4822
Fax. 215-326-1316

GMAC
Commercial Holding Corp.    (logo)

Management's Assertion Concerning Compliance with Minimum Servicing Standards

March 13, 2002

As of and for the year ended December 31, 2001, GMAC Commercial Mortgage Corp. and its subsidiaries (collectively, the "Company") have complied in all material respects with the minimum servicing standards set forth in the Company's minimum servicing standards (attached), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, GMAC Commercial Mortgage Corporation had in effect a General Motors Corporation Fidelity bond of $150 million and a GMAC Commercial Mortgage Corporation errors and omissions policy in the amount of $50 million.


David E. Creamer, President and CEO



Wayne D. Hoch, Executive Vice President and CFO


Michael Lipson,
Executive Vice President

EX 99.3 (a)

GMAC
Commercial Mortgage    (logo)

Servicing Officer's Certificate
For the Year Ended December 31, 2001

Credit Suisse First Boston
Mortgage Securities Corp.
Series 2001-CF2

Pursuant to GMAC Commercial Mortgage Corporation's Servicing Standards, I hereby attest that:

i. A review of the activities of GMAC Commercial Mortgage Corporation as Servicer during the period, and of its compliance with procedures has been made under my supervision.

ii. To the best of my knowledge, based on such review, GMAC Commercial Mortgage Corporation as Servicer, has fulfilled all of its obligations throughout the period.

iii. GMAC Commercial Mortgage Corporation, as Master Servicer, has received no notice regarding qualifications, or challenging the status, of the Trust Fund as a REMIC from the Internal Revenue Service or any other governmental agency or body.

GMAC COMMERCIAL MORTGAGE CORPORATION


By:    Brian T Stauffer
Title: Senior Vice President
Date:  March 29, 2002




200 Witmer Road * P.O. Box 1015 * Horsham, PA 19044-8015



EX 99.3 (b)

GMAC
Commercial Mortgage    (logo)

550 California Street, 12th Floor
San Francisco, CA 94104
Tel. 415-835-9200
Fax  415-391-2949

Credit Suisse First Boston Mortgage Securities Corp.
Series 2001-CF2
Annual Statement as to Compliance
For Period of April 20, 2001 through December 31, 2001


Pursuant to section 3.13 of the Pooling and Servicing Agreement, I attest that:

(i.) A review of the activities of GMAC Commercial Mortgage as Special Servicer during the period, and of its performance under this Agreement, has been made under my supervion.

(ii.) To the best of my knowledge, based on such review, GMAC Commercial Mortgage as Special Servicer, has fulfilled all of its obligations under this Agreement in all material respects throughout the period. However, during the period of April 20, 2001 thorugh December 31, 2001, GMAC Commercial Mortgage as Special Servicer did not service any Specially Serviced Mortgaged Loans.

(iii.) GMAC Commercial Mortgage as Special Servicer has received no notice regarding qualifications, or challenging the status, of any Trust REMIC as a REMIC from the Internal Revenue Service or any other governmental agency or body.

By:                     Date:  2/26/02
    Henry Bieber
    Vice President, GMAC Commercial Mortgage Corporation